Form 10-K
period 1996-12-31
FIFTH THIRD BANK AUTO TRUST 1996-A
filed 1997-04-08
CIK 1037314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For fiscal year ended December 31, 1996 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 333-856

                     THE FIFTH THIRD BANK AUTO TRUST 1996-A
               (Issuer with respect to the Certificates and Notes)

                              THE FIFTH THIRD BANK
             (Exact name of Registrant as specified in its charter)

                OHIO                                         31-0854434
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

       38 FOUNTAIN SQUARE PLAZA
       CINCINNATI, OHIO                                         45263
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (513) 579-5300

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

No documents are incorporated by reference into this Form 10-K.


This report contains 7 pages and the exhibit index is on page  5
                     -                                        --

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     At December 31, 1996, there were two (2) registered holders of the Asset Backed Certificates ("Certificates"), one of which was CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There are 40 parties registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None


                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     At December 31, 1996, the Certificates were registered in the name of (i) The Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 11 DTC participant institutions listed below are record owner of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owner of interests in such Certificates.

     Title of               Name and Address of                      Amount and Nature of          Percent
      Class                 Beneficial Owner                         Beneficial Ownership          of Class
     --------               ----------------                         --------------------          --------

     6.20% Asset            Chase Manhattan Bank                     $92,851,000   -Principal        23.8%
     Backed Certificates,   2 Chase Manhattan Plaza                  amount of Certificates
     Class A                New York, New York 10081

     6.20% Asset            SSB Custodian Global Proxy Unit          $40,200,000   -Principal        10.3%
     Backed Certificates,   PO Box 1631                              amount of Certificates
     Class A                Boston, Massachusetts 02105-1631

     6.20% Asset            Bank of New York                         $39,985,000   -Principal        10.3%
     Backed Certificates,   925 Patterson Plank Road                 amount of Certificates
     Class A                Secaucus, New Jersey 07094

     6.20% Asset            PNC Bank, NA                             $32,850,000   -Principal        8.4%
     Backed Certificates,   11 Penn Center                           amount of Certificates
     Class A                1836 Market Street
                            Philadelphia, Pennsylvania 19103

     6.20% Asset            Boston Safe Deposit and Trust Company    $30,870,000   -Principal        7.9%
     Backed Certificates,   c/o Mellon Bank, NA                      amount of Certificates
     Class A                3 Mellon Bank Center
                            Pittsburgh, Pennsylvania 15259

     6.20% Asset            The Fifth Third Bank/State Teachers      $30,540,000   -Principal        7.8%
     Backed Certificates,   Retirement of Ohio Investment Research   amount of Certificates
     Class A                275 East Broad Street
                            Columbus, Ohio 43215

     6.20% Asset            SSB-Bank Portfolio Capital Markets       $27,500,000   -Principal        7.1%
     Backed Certificates,   Division                                 amount of Certificates
     Class A                225 Franklin Street
                            Boston, Massachusetts 02110

     6.20% Asset            Chase Manhattan Bank/Chemical            $24,250,000   -Principal        6.2%
     Backed Certificates,   4 New York Plaza                         amount of Certificates
     Class A                New York, New York 10004

     6.35% Asset            Bank of New York                         $13,378,000   -Principal        72.8%
     Backed Certificates,   926 Patterson Plank Road                 amount of Certificates
     Class B                Secaucus, New Jersey 07094

     6.35% Asset            First National Bank of Chicago           $3,500,000    -Principal        19.0%
     Backed Certificates,   One First National Plaza                 amount of Certificates
     Class B                Chicago, Illinois 60670

     6.35% Asset            Chase Manhattan Bank, Trust              $1,500,000    -Principal        8.2%
     Backed Certificates,   2 Chase Manhattan Plaza                  amount of Certificates
     Class B                New York, New York 10081

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Exhibits. The following exhibits are submitted herewith:

          99.1 Annual Accountant's Report relative to the Servicer's compliance with minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and Annual Officer's Certificate of Servicer relative to the Servicer's performance of its servicing obligations

     (b) Reports on Form 8-K. During the fourth quarter of 1996, the Servicer, on behalf of the Issuer, filed Reports on Form 8-K on October 16, 1996, November 15, 1996 and December 18, 1996.


     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.

Dated:  March 27, 1997


THE FIFTH THIRD BANK AUTO TRUST 1996-A
(Issuer with respect to the Certificates and Notes)

By:  THE FIFTH THIRD BANK
(Originator and the Issuer and Registrant)

By:  /s/ Roger W. Dean
     --------------------------
Name:   Roger W. Dean
Title:  Senior Vice President
          & Controller

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION                                      PAGE
-----------             ---------------------------                      ----

  99.1                  Annual Accountant's Report                         6
                        relative to the Servicer's
                        compliance with minimum servicing
                        standards set forth in the Uniform
                        Single Attestation Program for
                        Mortgage Bankers and Annual Officer's
                        Certification of Servicer relative to
                        the Servicer's performance of its
                        servicing obligations