Form 10-K
period 1997-12-31
FIFTH THIRD BANK AUTO TRUST 1996-A
filed 1998-03-31
CIK 1037314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For fiscal year ended December 31, 1997


                         Commission File Number 333-856


                     THE FIFTH THIRD BANK AUTO TRUST 1996-A
               (Issuer with respect to the Certificates and Notes)


                              THE FIFTH THIRD BANK
             (Exact name of Registrant as specified in its charter)


               Ohio                                   31-0854434
  (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                  Identification No.)


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

                                     PART I

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         At December 31, 1997, CEDE & Co., as nominee of The Depository Trust Company ("DTC"), was the registered holder of the Asset Backed Certificates ("Certificates"). There are 35 parties registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1997, the Certificates were registered in the name of
(i) The Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 10 DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

        TITLE OF                           NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
         CLASS                            OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP            OF CLASS
-------------------------  --------------------------------------------------  -----------------------------  -----------
6.20% Asset                Chase Manhattan Bank                                $68,556,000  - Principal            17.6%
Backed Certificates,       4 New York Plaza                                    amount of Certificates
Class A                    New York, New York  10004

6.20% Asset                SSB-Bank Portfolio Capital Markets Division         $49,500,000 - Principal             12.7%
Backed Certificates,       225 Franklin Street                                 amount of Certificates
Class A                    Boston, Massachusetts  02110

6.20% Asset                Chase Manhattan Bank, Trust                         $47,795,000 - Principal             12.3%
Backed Certificates,       4 New York Plaza                                    amount of Certificates
Class A                    New York, New York  10004

6.20% Asset                The Bank of New York                                $45,320,000 - Principal             11.6%
Backed Certificates,       925 Patterson Plank Road                            amount of Certificates
Class A                    Secaucus, New Jersey  07094

6.20% Asset                SSB-Custodian Global Proxy Unit                     $40,215,000 - Principal             10.3%
Backed Certificates,       PO Box 1631                                         amount of Certificates
Class A                    Boston, Massachusetts 02105-1631

6.20% Asset                Boston Safe Deposit & Trust Co.                     $31,425,000 - Principal              8.1%
Backed Certificates,       Three Mellon Bank Center                            amount of Certificates
Class A                    Pittsburgh, Pennsylvania  15259

6.20% Asset                Fifth Third Bank/State Teachers Retirement          $30,540,000 - Principal              7.8%
Backed Certificates,       275 East Broad Street                               amount of Certificates
Class A                    Columbus, Ohio  43215

6.35% Asset                Bank of New York                                    $13,378,000 - Principal             72.8%
Backed Certificates,       925 Patterson Plank Road                            amount of Certificates
Class B                    Secaucus, New Jersey  07094

6.35% Asset                Bankers Trust Company                               $3,500,000 - Principal              19.0%
Backed Certificates,       648 Grassmere Park Drive                            amount of Certificates
Class B                    Nashville, Tennessee  37211

6.35% Asset                Chase Manhattan Bank, Trust                         $1,500,000 - Principal               8.2%
Backed Certificates,       4 New York Plaza                                    amount of Certificates
Class B                    New York, New York  10004

Item 13.  Certain Relationships and Related Transactions

         None.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibit 20 - Monthly Servicing Report for December 1997
         (b) Reports on Form 8-K. During the fourth quarter of 1997, the Servicer, on behalf of the Issuer, filed reports on Form 8-K on October 20, 1997, November 20, 1997 and December 22, 1997.

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


March 30, 1998              THE FIFTH THIRD BANK AUTO TRUST 1996-A
                            (Issuer with respect to the Certificates and Notes)

                            By: THE FIFTH THIRD BANK
                            (Originator and the Issuer and Registrant)

                            By: /s/Roger W. Dean
                               -----------------
                            Roger W. Dean
                            Senior Vice President & Controller