Form 10-K
period 1998-12-31
FIFTH THIRD BANK AUTO TRUST 1996-A
filed 1999-03-31
CIK 1037314

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended December 31, 1998


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X / No: / /

The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

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

         At December 31, 1998, CEDE & Co., as nominee of The Depository Trust Company ("DTC"), was the registered holder of the Asset Backed Certificates ("Certificates"). There are 31 parties registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1998, the Certificates were registered in the name of
(i) Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 11 DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

        TITLE OF                           NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
         CLASS                            OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP            OF CLASS
-------------------------  --------------------------------------------------  -----------------------------  -----------
6.20% Asset                Chase Manhattan Bank                                $70,556,000  - Principal          18.1%
Backed Certificates,       4 New York Plaza                                    Amount of Certificates
Class A                    New York, New York  10004

6.20% Asset                SSB-Bank Portfolio Capital Markets Division         $49,500,000 - Principal           12.7%
Backed Certificates,       225 Franklin Street                                 Amount of Certificates
Class A                    Boston, Massachusetts  02110

6.20% Asset                Chase Manhattan Bank, Trust                         $47,795,000 - Principal           12.3%
Backed Certificates,       4 New York Plaza                                    Amount of Certificates
Class A                    New York, New York  10004

6.20% Asset                The Bank of New York                                $45,320,000 - Principal           11.6%
Backed Certificates,       925 Patterson Plank Road                            Amount of Certificates
Class A                    Secaucus, New Jersey  07094

6.20% Asset                SSB-Custodian Global Proxy Unit                     $39,965,000 - Principal            9.2%
Backed Certificates,       PO Box 1631                                         Amount of Certificates
Class A                    Boston, Massachusetts 02105-1631

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

        TITLE OF                           NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
         CLASS                            OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP            OF CLASS
-------------------------  --------------------------------------------------  -----------------------------  -----------
6.20% Asset                Boston Safe Deposit & Trust Co.                     $31,925,000 - Principal            8.2%
Backed Certificates,       Three Mellon Bank Center                            Amount of Certificates
Class A                    Pittsburgh, Pennsylvania  15259

6.20% Asset                Fifth Third Bank/State Teachers Retirement          $30,540,000 - Principal            7.8%
Backed Certificates,       275 East Broad Street                               Amount of Certificates
Class A                    Columbus, Ohio  43215

6.20% Asset                Key Bank N. A.                                      $30,300,000 - Principal            7.8%
Backed Certificates,       4900 Tiederman Road                                 Amount of Certificates
Class B                    Brooklyn, Ohio  44144

6.35% Asset                Bank of New York                                    $3,500,000 - Principal            19.0%
Backed Certificates,       925 Patterson Plank Road                            Amount of Certificates
Class B                    Secaucus, New Jersey  07094

6.35% Asset                Bankers Trust Company                               $1,500,000 - Principal             8.2%
Backed Certificates,       648 Grassmere Park Drive                            Amount of Certificates
Class B                    Nashville, Tennessee  37211

6.35% Asset                Chase Manhattan Bank, Trust                         $1,500,000 - Principal             8.2%
Backed Certificates,       4 New York Plaza                                    Amount of Certificates
Class B                    New York, New York  10004



Item 13.  Certain Relationships and Related Transactions

         None.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibit 20 - Monthly Servicing Report for December 1998
(b) Reports on Form 8-K. During the fourth quarter of 1998, the Servicer, on behalf of the Issuer, filed reports on Form 8-K on October 22, 1998, November 16, 1998 and December 18, 1998

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.


March 31, 1999               FIFTH THIRD BANK AUTO TRUST 1996-A
                             (Issuer with respect to the Certificates and Notes)

                             By: FIFTH THIRD BANK
                             (Originator and the Issuer and Registrant)

                             By: /s/Roger W. Dean
                                --------------------------------
                             Roger W. Dean
                             Senior Vice President & Controller